Form 10KSB
period 2000-12-31
DISCOVERY CAPITAL FUNDING CORP
filed 2001-03-02
CIK 1119687

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                    Commission file number 0-31453

                    DISCOVERY CAPITAL FUNDING CORP.
            (Name of small business issuer in its charter)

           Delaware                                       23-3048627
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       1422 Chestnut Street, Suite #410, Philadelphia, PA 19102
     (Address of principal executive offices)           (Zip Code)

         Issuer's Telephone Number:  (215) 569-9175 Ext. 11

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.0001 par value per share.
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):
$ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of December 31, 2000.

                Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [   ];
No [ X ]

                                PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     Discovery Capital Funding Corp. (the "Company"), was incorporated on June 2, 2000 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock at $.0001 par value and 20,000,000 shares of Preferred Stock at $.0001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held.
The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company.

      The Company has been in the developmental stage since inception and has no operations to date. Other than the issuance of shares to its original shareholder, the Company never commenced any operational activities. The Company was formed specifically to be a "clean public shell" corporation, for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company is a "clean public shell" because it has not commenced operational activities, and has no or nearly no debt liabilities. The Company has not been involved in any litigation nor has it had any prior regulatory problems or business failures. The Company believes that a strong attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company without any history of prior business failures, litigation or prior regulatory problems. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. William Tay, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The officers of the Company will rely primarily upon their own efforts in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     The Company has entered into an agreement with DotCom
Internet Ventures Ltd., a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. DotCom Internet Ventures Ltd. has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. William Tay, the sole officer and director of the Company, is the sole officer and director and controlling shareholder of DotCom Internet Ventures Ltd.

     DotCom Internet Ventures Ltd. may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with DotCom Internet Ventures Ltd. is not exclusive and DotCom Internet Ventures Ltd. has entered into agreements with other companies similar to the Company on similar terms. DotCom Internet Ventures Ltd. may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

     The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation

     The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

     The Company intend to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Patents

     The Company owns no patents and no Internet domain names.

Employees

     The Company has no full-time or part-time employees. Mr. Tay, the sole officer and director of the Company, has agreed to allocate a nominal portion of his time to the activities of the Company without compensation.

Legal Proceedings

     The Company is not subject to any pending litigation, legal proceedings or claims.

Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

     THE COMPANY HAS NO OPERATING HISTORY NOR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. See PART F/S: "FINANCIAL STATEMENTS". DotCom Internet Ventures Ltd. has agreed to pay all expenses incurred by the Company until a business combination without repayment by the Company. DotCom Internet Ventures Ltd. is the sole shareholder of the Company. There is no assurance that the Company will ever be profitable.

     THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER. The Company's president, its sole officer, is William Tay who is also its sole director and the controlling shareholder of its sole shareholder. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Tay anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Tay has not entered into a written employment agreement with the Company and he is not expected to do so. The Company has not obtained key man life insurance on Mr. Tay. The loss of the services of Mr. William Tay would adversely affect development of the Company's business and its likelihood of continuing operations.

     CONFLICTS OF INTEREST. Mr. Tay, the Company's president, participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Company has adopted a policy that it will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. The terms of business combination may include such terms as Mr. Tay remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Tay for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Tay would directly benefit from such employment or payment. Such benefits may influence Mr. Tay's choice of a target company. The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification. See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--Conflicts of Interest."

     THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

     PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for the Company's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

     THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

     THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO
MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The
Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

     REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

     LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     REGULATION UNDER INVESTMENT COMPANY ACT. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

     PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, DotCom Internet Ventures Ltd., the sole shareholder of the Company, may agree to sell or transfer all or a portion of its Company's common stock so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

     POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

     TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the calendar year covered by this report to a vote of security holders.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public market for the Company's securities. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if the Company then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the Company's stockholder has agreed that they will not sell or otherwise transfer their shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company.

     There is currently one stockholder of the Company's outstanding common stock.

     During the past three years, the Company has sold securities which were not registered as follows:

                                                     NUMBER OF
DATE             NAME                                 SHARES       CONSIDERATION
--------------   --------------------------------    ---------     -------------
June 2, 2000     DotCom Internet Ventures Ltd.(1)    5,000,000         $500


-----------------
     (1) Mr. Tay, the president and sole director of the Company, is the sole director and controlling shareholder of DotCom Internet Ventures Ltd. and is therefore considered to be the beneficial owner of the common stock of the Company issued to it. The shares issued to DotCom Internet Ventures Ltd. were in return for services provided to the Company by DotCom Internet Ventures Ltd., in lieu of cash. With respect to the stock issued to DotCom Internet Ventures Ltd., the Company relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - June 2, 2000 (Inception) through December
31, 2000

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources

     The Company has 5,000,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS.











                   DISCOVERY CAPITAL FUNDING CORP.
                    (A Development Stage Company)

                   INDEPENDENT AUDITORS' REPORT and
                         FINANCIAL STATEMENTS

                          December 31, 2000
                          -----------------





















                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)






                                INDEX
                                -----


------------------------------------------------------------------------------

                                                                       Page(s)
                                                                       -------
Independent Auditors' Report .........................................    3

Financial Statements

   Statement of Financial Position, as of December 31, 2000 ..........    4

   Statement of Operations and Deficit for the Period
    from June 2, 2000 (Inception) through December 31, 2000 ..........    5

   Statement of Stockholders' Equity for the Period from
    June 2, 2000 (Inception) through December 31, 2000 ...............    6

   Statement of Cash Flows for the Period from June 2, 2000
    (Inception) through December 31, 2000 ............................    7

   Notes to Financial Statements .....................................    8-9

------------------------------------------------------------------------------


------------------------------------------------------------------
Stan J.H. Lee & Co. CPAs
(a member firm of DMHD Hamilton Clark & Co.)  direct) 201-681-7475
2182 Lemoine Avenue                              tel) 201-944-7246
Suite 2000                                       fax) 815-846-7550
Fort Lee, NJ 07024
------------------------------------------------------------------


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


To the Board of Directors of:
Discovery Capital Funding Corp.
(A Development Stage Company)
1422 Chestnut Street, Suite 410
Philadelphia, PA 19102-2510

We have audited the accompanying statement of financial position of Discovery Capital Funding Corp. (a development stage company) as of June 2, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Capital Funding Corp. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the period from June 2, 2000 (inception) through December 31, 2000 in conformity with generally accepted accounting principles.



/s/ Stan J.H. Lee & Co. CPAs
-----------------------------
Stan J.H. Lee & Co. CPAs

March 1, 2001
Princeton, NJ

                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                       as at December 31, 2000
                       -----------------------


ASSETS:
-------

CURRENT ASSETS                                              $       0
                                                            ---------
      TOTAL CURRENT ASSETS                                          0
                                                            ---------
OTHER ASSETS                                                        0
                                                            ---------

 TOTAL ASSETS                                               $       0
                                                            =========


LIABILITIES and STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES                                         $       0

 TOTAL LIABILITIES                                                  0
                                                            ---------

STOCKHOLDERS' EQUITY:
---------------------

   Preferred stock, $0.0001 par value;
   20,000,000 shares authorized, zero
   shares issued and outstanding                                    0

   Common stock, $0.0001 par value;
   100,000,000 shares authorized;
   5,000,000 shares issued and
   outstanding                                                    500

   Additional paid-in capital                                       0

   Accumulated deficit during
   development stage                                             (500)
                                                            ---------

       TOTAL STOCKHOLDERS' EQUITY                                   0
                                                            ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       0
                                                            =========



 The accompanying notes are an integral part of financial statements.

                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
            June 2, 2000 (inception) to December 31, 2000
            ---------------------------------------------


INCOME                                                 $        0

Operating Expenses

      Organization expense                                   (500)
                                                       -----------

TOTAL EXPENSES                                               (500)
                                                       -----------

PROVISION FOR INCOME TAXES                                      0
                                                       -----------

NET LOSS                                                     (500)
                                                       -----------

      RETAINED EARNINGS, at beginning                           0
                                                       -----------

DEFICIT, at end                                        $     (500)
                                                       ===========

NET LOSS PER COMMON SHARE                              $   (.0001)
                                                       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     5,000,000
                                                       ===========



 The accompanying notes are an integral part of financial statements.


                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY
            June 2, 2000 (inception) to December 31, 2000
            ---------------------------------------------


                                    Common Stock
                              -------------------------     Additional                       Total
                               Numbers of                    paid-in                      Stockholders'
                                 Shares       Amount         capital        Deficit          Equity
                              ------------  -----------     -----------     ---------     -------------


June 2, 2000                    5,000,000   $      500      $        0      $      0      $        500
issued for services

Net loss                                                                        (500)             (500)
                              ------------  -----------     -----------     ---------     -------------

Balance, December 31, 2000      5,000,000   $      500      $        0      $   (500)     $          0
                              ============  ===========     ===========     =========     =============




 The accompanying notes are an integral part of financial statements.


                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS
            June 2, 2000 (inception) to December 31, 2000
            ---------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

   Net loss                                                                        $      (500)
   Adjustment to reconcile net loss to net cash provided by operational
   activities issue of common stock for services                                           500
                                                                                   ------------

NET CASH USED IN OPERATING EXPENSES                                                          0
                                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         0
                                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                         0
                                                                                   ------------

NET INCREASE (DECREASE)                                                            $         0
                                                                                   ------------

CASH, BEGINNING OF PERIOD                                                                    0
                                                                                   ------------

CASH, END OF PERIOD                                                                $         0
                                                                                   ============




 The accompanying notes are an integral part of financial statements.

                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS
                       As of December 31, 2000
                       -----------------------


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

A. Organization and Business Operations

Discovery Capital Funding Corp. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2000, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising.
The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

B. Use of Estimates
-------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Cash and Cash Equivalents
----------------------------

For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase.

D. Income Taxes
---------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through December 31, 2000.

                   DISCOVERY CAPITAL FUNDING CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS
                       As of December 31, 2000
                       -----------------------


NOTE 2.  STOCKHOLDERS' EQUITY
-----------------------------

A. Preferred Stock
------------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of December 31, 2000.

B. Common Stock
---------------

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On June 2, 2000, the Company issued
5,000,000 shares of its common stock to DotCom Internet Ventures
Ltd. for an aggregate of $500 in services.

C. Warrant and Options
----------------------

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3  TRANSACTIONS WITH RELATED PARTY
---------------------------------------

The Company has signed an agreement with a related party, DotCom Internet Ventures Ltd. ("DotCom") on June 5, 2000. DotCom owns 5,000,000 shares of the Company's common stock. The agreement calls for DotCom to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1.

    a. Preparation and filing of required documents with the U.S. Securities and Exchange Commission.

    b. Locating and review of potential target companies.

    c. Payment of all corporate, organizational, and other costs incurred by the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 William Tay             29          President, Secretary-
                                     Treasurer & Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     Mr. William Tay has served as President, Chief Executive Officer, Secretary-Treasurer and a member of the Board of Directors of the Company since June 2, 2000. Mr. Tay is President and Director and may hold or held other positions in the following companies since their inception, which are in parenthesis after the company names: Breakthrough Technology Partners I, Inc. (June 2000), Internet Capital Ventures & Assoc., Inc. (June 2000), Millennium Capital Venture Holdings Inc. (June 2000), NetCentral Capital Fund, Inc. (June 2000), and WebTech International Investors Group,
Inc. (June 2000), none of these companies currently conduct any business. DotCom Internet Ventures Ltd. (January 2000), a venture capital, financial consulting firm specializing in reverse merger transactions and financial advisory services to public and private companies. 1StopSale.com Holdings Inc. (October 1999) is an Internet holding company engaged in building a network of Internet-based retail operating companies, joint ventures, strategic alliances and partnerships. Mr. Tay is currently devoting his full time managing his own investments.

Conflicts of Interest

     William Tay, the Company's sole officer and director, has organized and expects to organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as Mr. Tay is engaged in other business activities, he may devote only a portion of his time to the Company's affairs.

     A conflict may arise in the event that another blank check company with which Mr. Tay is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, other blank check companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

     Mr. Tay intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Tay would not attend to other matters prior to those of the Company. Mr. Tay estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

     Mr. Tay is the president, director and controlling shareholder of DotCom Internet Ventures Ltd., a Delaware corporation, which owns 5,000,000 shares of the Company's common stock. At the time of a business combination, some or all of the shares of common stock owned by DotCom Internet Ventures Ltd. may be purchased by the target company or retired by the Company. The amount of common stock sold or continued to be owned by DotCom Internet Ventures Ltd. cannot be determined at this time.

     The terms of business combination may include such terms as Mr. Tay remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to DotCom Internet Ventures Ltd., for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Tay would directly benefit from such employment or payment. Such benefits may influence Mr. Tay's choice of a target company. However, Mr. Tay's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

Indemnification of Directors and Officers

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.  EXECUTIVE COMPENSATION.

      No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, Mr. William Tay, does not receive any compensation for his duties. On June 2, 2000, the Company issued 5,000,000 shares of its common stock as compensation to DotCom Internet Ventures Ltd., a corporation controlled by its President, Mr. Tay, in connection with services rendered and fees paid by DotCom Internet Ventures Ltd. at the time of the formation of the Company. Mr. Tay has not received any other compensation for his services rendered to the Company and is not accruing compensation. As of the date of this filing, the Company has no funds available to pay officers and directors.

     The Company has no employment agreements with any persons. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Name and Address                   Amount of Beneficial          Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                --------------------          ----------
DotCom Internet                         5,000,000                   100%
Ventures Ltd. (1)
1422 Chestnut Street
Suite #410, 4th Floor
Philadelphia, PA 19102

William Tay (2)                         5,000,000                   100%
1422 Chestnut Street
Suite #410, 4th Floor
Philadelphia, PA 19102

All Executive Officers and
Directors as a Group (1 Person)         5,000,000                   100%


-----------------
     (1) Mr. Tay is the controlling shareholder and sole director and officer of DotCom Internet Ventures Ltd. DotCom Internet
Ventures Ltd. has agreed to provide certain assistance to the Company in locating potential target companies, and to pay all costs of the Company until a business combination, without reimbursement. See "ITEM 1. DESCRIPTION OF BUSINESS."

     (2) As the controlling shareholder, sole director and officer of DotCom Internet Ventures Ltd., Mr. Tay is deemed to be the beneficial owner of the common stock of the Company owned by DotCom Internet Ventures Ltd.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 2, 2000, the Company issued a total of 5,000,000 shares of its common stock in the following manner. In consideration of DotCom Internet Ventures Ltd. contributing toward the organizational expenses of the Company and for services rendered, the Company issued DotCom Internet Ventures Ltd. 5,000,000 shares of its common stock. Mr. William Tay, the President of the Company is the sole director, controlling shareholder and president of DotCom Internet Ventures Ltd.

     Under Rule 405 promulgated under the Securities Act of 1933,
Mr. Tay may be deemed to be a promoter of the Company. No other persons are known to management that would be deemed to be promoters.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or holder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (3.1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.

         (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.

         (3.3) Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.

        (10.1) Agreement with DotCom Internet Ventures Ltd. filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.

        (10.2) Shareholder Agreement with DotCom Internet Ventures
               Ltd. filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.

     (b) Reports on Form 8-K.

         None.


                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DISCOVERY CAPITAL FUNDING CORP.

                                   By: /s/ William Tay
                                   -----------------------------------
                                   William Tay
                                   President, Chief Executive Officer,
                                   Treasurer and Director

                                   Date: March 1, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
---------         -----                              ----

/s/ William Tay   President, Chief Executive         March 1, 2001
---------------   Officer, Treasurer and Director
William Tay