Form 10QSB
period 2001-03-31
BILOGIC INC
filed 2001-05-11
CIK 1119687

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

            For the transition period from ________ to ________

                       Commission File Number 0-31453

                               BILOGIC, INC.
      (Exact name of small business issuer as specified in its charter)


             Delaware                         23-3048627
         (State or other                   (I.R.S. Employer
         jurisdiction of                  Identification No.)
          incorporation)

                        3 Broad Street, Suite 300
                     Charleston, South Carolina 29401
                 (Address of principal executive offices)

                (Issuer's telephone number)(843) 534-1330

                              Not Applicable
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X     No ____

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 10, 2001, the Registrant had outstanding 11,000,000 shares of its Common Stock, $0.001 par value.


                                TABLE OF CONTENTS


                                                            Page

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements                                 3

     Balance Sheet                                            3
     Statement of Operations                                  4
     Statement of Cash Flows                                  5
     Notes to Financial Statements                            6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                    8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                    8
Item 2.  Changes in Securities and Use of Proceeds            8
Item 3.  Defaults on Senior Securities                        8
Item 4.  Submission of Matters to a Vote of Security
         Holders                                              8
Item 5.  Other Information                                    9
Item 6.  Exhibits and Reports on Form 8-K                     9

Signatures                                                    9

PART I  - FINANCIAL INFORMATION
Item 1.     Financial Statements

BILOGIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
as at March 31, 2001
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
                                                            =========

LIABILITIES and STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES

Accounts Payable                                            $   2,000

 TOTAL LIABILITIES                                                  0
                                                            ---------

STOCKHOLDERS' EQUITY:
---------------------

   Preferred stock, $0.0001 par value;
   20,000,000 shares authorized, zero
   shares issued and outstanding                                    0

   Common stock, $0.0001 par value;
   100,000,000 shares authorized;
   11,000,000 shares issued and
   outstanding                                                  1,100

   Additional paid-in capital                                  19,400

   Accumulated deficit during
   development stage                                          (22,500)
                                                            ---------
       TOTAL STOCKHOLDERS' EQUITY                              (2,000)
                                                            ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       0
                                                            =========
 The accompanying notes are an integral part of financial statements.

BILOGIC, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
For the three months ended March 31, 2001
---------------------------------------------

INCOME                                                 $        0

Operating Expenses
      Consulting Fees                                      20,000
      Legal Fees                                            2,000

                                                       -----------

TOTAL EXPENSES                                             22,000
                                                       -----------

PROVISION FOR INCOME TAXES                                      0
                                                       -----------

NET LOSS                                                   22,000
                                                       ===========


NET LOSS PER COMMON SHARE                              $   (.003)
                                                       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     7,066,667
                                                       ===========


 The accompanying notes are an integral part of financial statements.

BILOGIC, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
For the three months ended March 31, 2001
---------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES



Net Loss                                          (22,000)

Adjustment to reconcile net loss to net
cash provided by operations

    Increase (decrease) accounts payable            2,000


NET CASH USED IN OPERATING ACTIVITIES             (20,000)


CASH FLOWS FROM INVESTING ACTIVITIES
0
  Net Cash received from acquisition of
  Bilogic, Inc.                                    20,000


NET CASH PROVIDED BY INVESTING ACTIVITIES          20,000


CASH FLOWS FROM FINANCING ACTIVITIES                    0


NET INCREASE (DECREASE)                                 0


CASH, BEGINNING OF PERIOD                               0


CASH, END OF PERIOD                                     0


 The accompanying notes are an integral part of financial statements.

BILOGIC, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
As of March 31, 2001
-----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Bilogic, Inc., f/k/a Discovery Capital Funding Corp. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On March 1, 2001, the Company acquired all of the common stock of Bilogic, Inc., a Delaware corporation, in consideration for 9,000,000 shares of common stock. On April 10, 2001, Bilogic, Inc. was merged with and into the Company, and the Company changed its name to Bilogic, Inc. Following the acquisition of Bilogic, the Company's business is the development of an internet-based application to reduce administrative inefficiencies in medical patient records and billing. The Company's ability to commence operations is contingent upon its ability to raise the capital.

B. Use of Estimates

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

D. Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through March 31, 2001.

BILOGIC, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
As of March 31, 2001
-----------------------


NOTE 2.  STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of March 31, 2001.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On June 2, 2000, the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. for an aggregate of $500 in services. On March 1, 2001, DotCom Internet Ventures, Ltd. returned 3,000,000 shares of common stock for cancellation, and the Company issued 9,000,000 shares of common stock for the acquisition of Bilogic, Inc., a Delaware corporation.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3  ACQUISITION OF BILOGIC, INC.

On March 1, 2001, the Company acquired 9,000,000 shares of Bilogic, Inc. ("Bilogic") by the issuance of 9,000,000 shares of its common stock to the sole shareholder thereof. Simultaneously, DotCom Internet Ventures Ltd. returned 3,000,000 shares of common stock to the Company for cancellation. At the time of the Company's acquisition of Bilogic, its sole assets consisting of $20,000 cash. Immediately following the acquisition, the Company paid that cash to William Tay for consulting services to be rendered by him in connection with the transition in ownership and management of the Company. Bilogic's business is the development of an internet-based application to reduce administrative inefficiencies in medical patient records and billing.

NOTE 4  MERGER OF BILOGIC, INC. INTO COMPANY AND NAME CHANGE

On April 10, 2001, the Company filed a Certificate of Resolution and Merger to merge its wholly-owned subsidiary, Bilogic, Inc., with and into the Company. At the same time, the Company amended its Certificate of Incorporation to change its name to Bilogic, Inc.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the Three Months ended March 31, 2001

During the three months ended March 31, 2001, the Company had no revenues and incurred a net loss of $22,000. The net loss was attributable to consulting fees of $20,000 paid to a former principle of the Company for services to be rendered in connection with the transition in ownership and management of the Company, and $2,000 in legal expenses incurred by the Company in connection with the Company's acquisition of BiLogic, Inc. on March 1, 2001, and the Company's efforts to generate capital to fund its business plan.

Following the acquisition of BiLogic, Inc. the Company's business is the development of an internet-based application to reduce administrative inefficiencies in medical patient records and billing. The Company's ability to commence operations is contingent upon its ability to raise capital to fund its business plan.

Current management of the Company has spent considerable personal time and resources, both before and since the Company's acquisition of BiLogic, Inc. on March 1, 2001, in identifying the niche markets for the company, conducting research to justify the market niche and developing the business plan found in this Offering. No expenses for such time or resources were charged and/or accrued to the Company for these efforts.

Liquidity and Capital Resources

The Company does not have any current assets, and accounts payable of $2,000. The Company is currently in the process of raising capital to fund its business plan. In the event the Company is not successful in raising such capital, it will never commence active operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Not Applicable.

Item 2.     Changes in Securities and Use of Proceeds.

On March 1, 2001, the Company issued 9,000,000 shares of its common stock to acquire all of the shares of common stock of Bilogic, Inc. from its sole shareholder, Dr. Satish Shah. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.     Other Information.

On May 2, 2001, Bilogic, Inc. (the "Company" or "Bilogic") the Registrant commenced a private offering of up to 3,500,000 shares of its common stock at $1.00 per share (the "Offering"). The Offering is being conducted pursuant to Rule 505 of Regulation D, promulgated under the Securities Act of 1933. The Company plans to offer the shares through its officers and directors. However, the Company may retain one or more broker/dealers to sell shares in the Offering, and will pay any such participating broker/dealers a commission of 10%. At this time, the Company has not retained any broker/dealers. There is no minimum amount that must be sold, and the proceeds of the Offering will be used as they are raised. All shares sold in the Offering will be restricted securities and will bear a restrictive legend in accordance with Rules 144 and 502(d); however, the Company has agreed as part of the Offering to file, within 30 days of the completion of the Offering, a registration statement under the Securities Act of 1933 to permit the resale of any shares sold in the Offering.

The Company is a development stage company that was formed to develop and market a patient medical records system as an application service provider.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.  Not Applicable.

(b)  Reports on Form 8-K.

The Company filed a Form 8-K dated March 1, 2001 reporting in Item 1 of a change of control, in Item 2 of a material acquisition, in Item 6 of the resignation of its sole officer and director, and in Item 7 that no historical or pro forma financial statements were to be filed and including a copy of the agreement to acquire Bilogic, Inc. as Exhibit 2.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BILOGIC, INC.

Date:  May 10, 2001         /s/ Dr. Satish Shah
                            By: Dr. Satish Shah
                            Its: Chairman of the Board and Chief
                                 Executive Officer