Form 10QSB
period 2001-06-30
BILOGIC INC
filed 2001-09-14
CIK 1119687

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number 0-31453

_________________________________________________

BILOGIC, INC.

(Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	23-3048627 (IRS Employer Identification No.)

3 Broad Street, Suite 300

Charleston, South Carolina 29401

(Address of Principal Executive Offices)

(843) 534-1330

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its Common Stock, $0.001 par value, as of August 31, 2001.

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-QSB TABLE OF CONTENTS

This Form 10-QSB has not been reviewed by the Company's independent auditors.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS
	June 30, 2001	December 31, 2000
ASSETS

Current Assets	$ 0	$ 0

Total Current Assets	$ 0	$ 0

Other Assets	0	0

Total Fixed Assets	0	0

TOTAL ASSETS	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS
	June 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 9,135	$ 0

Total Current Liabilities	_ 9,135	0

Equity
Preferred Stock, $0.0001 par value;
20,000,000 shares authorized zero
Shares issued and outstanding	0	0

Common Stock, $0.0001 par value;
100,000,000 shares authorized;
11,000,000 shares issued and outstanding	1,100	0

Additional paid-in capital	19,400	0

Accumulated deficit during
development stage	(29,635)	0

Total Stockholders' Equity	(9,135)	0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2001 and June 30, 2000
	2001	2000
INCOME	$ 0	$ 0

EXPENSES
Legal Fees	7,135	0

Total Expenses	7,135	0

Other Income (Expense)

Interest Expense

Net Loss	$ (7,135)	$ 0

Net Loss per Common Share	Nil	0

Weighted Average Number of Common
Shares Outstanding	11,000,000	0

The accompanying notes are an integral part of these financial statements

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2001 and June 30, 2000
	2001	2000
INCOME	$ 0	$ 0

EXPENSES
Consulting Fees	20,000	0
Legal Fees	9,135	0

Total Expenses	29,135	0

Net Loss	$ (29,135)	$ 0

Net Loss per Common Share	Nil	0

Weighted Average Number of Common
Shares Outstanding	9,044,199	0

BILOGIC, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2001 and June 30, 2000

	2001	2000
OPERATING ACTIVITIES

Net income (loss)	$ (29,135)	$ 0
Adjustments	0	0
Accounts Payable	9,135	0

Net Cash Provided by Operating Activities	(20,000)	0

INVESTING ACTIVITIES
Net cash received from acquisition of
Bilogic, Inc.	(20,000)	0

Net Cash Received by Investing Activities	(20,000)	0

FINANCING ACTIVITIES	0	0

Net Cash Provided by Financing Activities	0	0

NET CASH INCREASE FOR PERIOD	$ 0	$ 0

CASH, BEGINNING OF PERIOD	$ 0	$ 0

CASH, END OF PERIOD	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2001 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the event the Company is unable to enter the medical patient records and billing business due to a lack of capital, the Company intends to enter the business of brokering offshore call center operations.

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

D. Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through June 30, 2001.

BILOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2001 (Unaudited)

NOTE 2 - STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of June 30, 2001.

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

NOTE 3 - ACQUISITION OF BILOGIC, INC.

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

NOTE 4 - MERGER OF BILOGIC, INC. INTO COMPANY AND NAME CHANGE

On April 10, 2001, the Company filed a Certificate of Resolution and Merger to merge its wholly-owned subsidiary, Bilogic, Inc., with and into the Company. At the same time, the Company amended its Certificate of Incorporation to change its name to Bilogic, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the Three Months ended June 30, 2001

During the three months ended June 30, 2001, the Company had no revenues and incurred a net loss of $(29,135). The net loss was attributable to consulting fees of $20,000 paid to a former principal of the Company for services to be rendered in connection with the transition in ownership and management of the Company, and $9,135 in legal expenses incurred by the Company in connection with the Company's acquisition of BiLogic, Inc. on March 1, 2001, and the Company's efforts to generate capital to fund its business plan.

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

Liquidity and Capital Resources

The Company does not have any current assets, and accounts payable of $9,135. The Company is currently in the process of raising capital to fund its business plan. In the event the Company is not successful in raising such capital, it will never commence active operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On May 2, 2001, Bilogic, Inc. (the "Company" or "Bilogic") the Registrant commenced a private offering of up to 3,500,000 shares of its common stock at $1.00 per share (the "Offering"). The Offering is being conducted pursuant to Rule 505 of Regulation D, promulgated under the Securities Act of 1933. The Company plans to offer the shares through its officers and directors. However, the Company may retain one or more broker/dealers to sell shares in the Offering, and will pay any such participating broker/dealers a commission of 10%. At this time, the Company has not retained any broker/dealers. There is no minimum amount that must be sold, and the proceeds of the Offering will be used as they are raised. All shares sold in the Offering will be restricted securities and will bear a restrictive legend in accordance with Rules 144 and 502(d); however, the Company has agreed as part of the Offering to file, within 30 days of the completion of the Offering, a registration statement under the Securities Act of 1933 to permit the resale of any shares sold in the Offering. To date, the Company has not raised any funds in the offering, and doubts that it will be able to raise any funds unless the terms of the offering are revised.

The Company is a development stage company that was formed to develop and market a patient medical records system as an application service provider.

Item 6. Exhibits and Reports on Form 8-K.
  Exhibits.

Not Applicable.

(b) Reports on Form 8-K.

In a Form 8-K dated April 17, 2001, the Company reported a change in auditors in Item 4 and a merger and name change in Item 5. A copy of the Certificate of Ownership and Merger was attached as Exhibit 2 and a letter from Stan H. Lee and Co. CPAs was attached as Exhibit 16.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILOGIC, INC.

Date: September 7, 2001 /s/ Dr. Satish Shah

By: Dr. Satish Shah

Its: Chairman of the Board and Chief

Executive Officer